Form 10-K
period 1998-12-31
PARTNERS FIRST RECEIVABLES FUNDING LLC
filed 1999-03-31
CIK 1041094

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year ended December 31, 1998

              Commission File Nos. 333-29495 and 333-29495-01

                  PARTNERS FIRST RECEIVABLES FUNDING, LLC
           (Exact Name of Registrant as Specified in its Charter)

                  PARTNERS FIRST CREDIT CARD MASTER TRUST
                  (Issuer with respect to the Securities)

             Delaware                                  52-2072056
      (State of Organization)              (I.R.S. Employee Identification No.)

  900 Elkridge Landing Road, Suite 301                   21090
         Linthicum, Maryland                           (Zip Code)
(Address of Principal Executive Offices)

Registrant's Telephone Number, including Area Code: (410) 855-8600

Securities Registered Pursuant to Section 12(b) of the Act:

       Title of each Class                  Name of Exchange on which each
       to be so Registered                    Class is to be Registered

             None                                   Not Applicable

Securities Registered Pursuant to Section 12(g) of the Act:

                                    None

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

           Yes    [X]                        No    [   ]



This Annual Report of Form 10-K is filed in reliance on a series of no-action letters issued by the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Division"), stating that the Division would raise no objection if issuers of master trust asset-backed securities generally file a monthly Report on Form 8-K summarizing the performance of the assets of the master trust and file an Annual Report on Form 10-K in the manner set forth below in order to comply with Sections 13, 15(d) and 16 of the Securities Exchange Act of 1934, as amended. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.


                                   PART I

Item 1.     Business

      The Partners First Credit Card Master Trust (the "Trust") was formed pursuant to the Pooling and Servicing Agreement, dated as of January 29, 1998 (as may have been amended, restated or supplemented, the "Pooling and Servicing Agreement") among Partners First Receivables Funding, LLC (the "Registrant" or the "Transferor"), as Transferor, Partners First Holdings, LLC (the "Servicer"), as Servicer, and The Bank of New York (the "Trustee"), as Trustee. The Trust's only business is to act as a passive conduit to permit investment in a pool of consumer credit card account receivables.

Item 2.     Properties

      The property of the Trust includes a portfolio of receivables (the "Receivables") arising under certain credit card accounts (the "Accounts") purchased by Partners First Receivables, LLC ("PFR") in the ordinary course of its business from BankBoston (NH), National Association and Harris Trust and Savings Bank. The Receivables consist of indebtedness owing from obligors under such Accounts. Pursuant to the Amended and Restated Purchase Agreement, dated June 26, 1998, between PFR and the Transferor, PFR sold to the Transferor the Receivables arising under the Accounts on such date, and has and will sell additional Receivables as they arise under the Accounts thereafter until the termination of the Trust. Pursuant to the Pooling and Servicing Agreement, the Transferor in turn transferred the Receivables arising under the Accounts to the Trust on such day, and has and will transfer additional Receivables as they arise under the Accounts thereafter until the termination of the Trust. Information related to the performance of the Receivables during 1998 is set forth in the Annual Reports filed as Exhibits 99.1, 99.2 and 99.3 to this Annual Report on Form 10-K.

      Year 2000 Compliance. The Servicer has informed the Transferor that it has (i) reviewed and assessed its computer applications which are related to or involved in the origination, collection, management or servicing of the Receivables that could be adversely affected by the "Year 2000 Problem" (that is, the risk that computer applications used by the Servicer may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date after December 31,
1999), (ii) developed a plan and timeline for addressing the Year 2000 Problem on a timely basis, and (iii) to date, implemented that plan in accordance with that timetable.

      Based on the foregoing, the Transferor believes that all such computer applications that are material to the Servicer's business and operations are reasonably expected on a timely basis to be able to perform properly date-sensitive functions for all dates before and after January 1, 2000 (that is, be "Year 2000 Compliant"), except to the extent that a failure to do so could not reasonably be expected to have a material adverse effect on the Trust or on the origination, collection, management or servicing activities of the Servicer with respect to the Receivables.

      Pursuant to agreements between the Servicer and certain third-party service providers, including First Data Resources Inc. ("FDR"), the Accounts and the Receivables are primarily serviced by such third-party service providers. The potential for the Year 2000 Problem to have any effect on the servicing of the Accounts and the Receivables would therefore most likely be based on a failure of such a third-party service provider, particularly FDR, to be Year 2000 Compliant. Any such failure could result in a delay in collecting Receivables, which in turn could result in a delay in making payments on the Securities. The Transferor and the Servicer have been monitoring and will continue to monitor the initiatives and efforts undertaken by such third-party service providers, including FDR, to become Year 2000 Compliant. Based on representations made by these companies, the Transferor expects these companies to be Year 2000 Compliant on a timely basis. FDR's parent company, First Data Corp., has additionally made public representations that, among other things, its management believes that its Year 2000 Compliance effort is on schedule overall and that its mission-critical systems, i.e., systems directly serving its clients or clients' customers and having a material impact on its client service in a normative mode of operation if not working properly, will be Year 2000 Compliant in a timely manner.

      All forward-looking statements regarding Year 2000 Compliance are inherently uncertain as they are based on various expectations and assumptions concerning future events and are subject to numerous risks and uncertainties which could cause actual events or results to differ materially from those projected. Important factors upon which the Transferor's and the Servicer's Year 2000 forward-looking statements are premised include: (a) retention of employees and contractors working on Year 2000 Compliance projects; (b) no material disruption of telecommunications, data transmission networks, payment networks, government services, utilities or other infrastructure services; (c) no unexpected failures on the part of third-party service providers; (d) no undiscovered sabotage of systems or program codes affecting the Servicer's systems; and (e) no undiscovered material flaws in the testing procedures undertaken by the Servicer in its efforts to become Year 2000 Compliant.

Item 3.     Legal Proceedings

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None


                                  PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

      Investor Securities are held and delivered in book-entry form through the facilities of the Depository Trust Company("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The only definitive Investor Securities are held by Cede & Co., the nominee of DTC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None


                                  PART III

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      As of March 26, 1999, 100% of the Investor Securities were held in the nominee name of Cede & Co. for beneficial owners

      As of March 26, 1999, Partners First Funding, LLC ("PFF") owned 100% of the Supplemental Security, issued pursuant to the Supplemental Security Supplement to the Pooling and Servicing Agreement, dated as of January 29, 1998, among the Transferor, the Servicer and the Trustee. The Supplemental Security was sold by the Transferor to PFF pursuant to the Supplemental Security Purchase Agreement, dated as of January 29, 1998, between the Transferor and PFF. The Supplemental Security represents certain beneficial ownership interests in the assets of the Trust as provided in the Pooling and Servicing Agreement.

      As of March 26, 1999, the Transferor owned 100% of the Transferor Security, which represents beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13.    Certain Relationships and Related Transactions

      None


                                  PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following documents are filed as part of this Annual Report on Form 10-K:

            (a)   Exhibits

      Exhibit           Description

      99.1              Annual Certificate of Servicer pursuant to Section
                        3.5 of the Pooling and Servicing Agreement

      99.2 Annual Servicing Reports of Independent Accountants pursuant to Section 3.6(a) of the Pooling and Servicing Agreement

      99.3 Annual Report of Independent Accountants on Applying Agreed-Upon Procedures pursuant to Section 3.6(b) of the Pooling and Servicing Agreement

            (b)   Reports on Form 8-K

      Current Reports on Form 8-K are filed promptly, but in no event more than 15 days, after each distribution to Securityholders attaching as an exhibit thereto the related Monthly Servicing Report in response to Item 5 (Other Events). Such reports were filed on July 9, September 2, September 18, October 16, November 20 and December 30, 1998.



                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.


                             PARTNERS FIRST RECEIVABLES FUNDING, LLC
                                          (REGISTRANT)



DATED: March 30, 1999        By: /s/ MARK J. NORWICZ
                                --------------------------------------
                                Name:  Mark J. Norwicz
                                Title: Treasurer



                             PARTNERS FIRST CREDIT CARD MASTER TRUST
                                         (CO-REGISTRANT)


DATED: March 30, 1999        By: PARTNERS FIRST RECEIVABLES FUNDING, LLC
                                   (Originator of the Co-Registrant)



                             By: /s/ MARK J. NORWICZ
                                --------------------------------------
                                Name:  Mark J. Norwicz
                                Title: Treasurer



                               EXHIBIT INDEX

Exhibit No.
-----------

99.1 Annual Certificate of Servicer pursuant to Section 3.5 of the Pooling and Servicing Agreement

99.2 Annual Servicing Reports of Independent Accountants pursuant to Section 3.6(a) of the Pooling and Servicing Agreement

99.3 Annual Report of Independent Accountants on Applying Agreed-Upon Procedures pursuant to Section 3.6(b) of the Pooling and Servicing Agreement