Form 10-K/A
period 1998-12-31
PARTNERS FIRST RECEIVABLES FUNDING LLC
filed 1999-04-09
CIK 1041094

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A

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


                             PARTNERS FIRST RECEIVABLES FUNDING, LLC
                                          (REGISTRANT)



DATED: April 6, 1999         By: /s/ MARK J. NORWICZ
                                --------------------------------------
                                Name:  Mark J. Norwicz
                                Title: Treasurer



                             PARTNERS FIRST CREDIT CARD MASTER TRUST
                                         (CO-REGISTRANT)


DATED: April 6, 1999         By: PARTNERS FIRST RECEIVABLES FUNDING, LLC
                                   (Originator of the Co-Registrant)



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